Form 10-Q
period 2008-09-30
IDENTICA HOLDINGS CORP
filed 2008-12-17
CIK 1348232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 333-137710

IDENTICA HOLDINGS CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada

     56-2548271

     (State or Other Jurisdiction of Incorporation or Organization)

         (I.R.S. Employer Identification No.)

3825 Henderson Blvd., Suite 605A, Tampa, FL 33629

    (813) 642-3479

                 (Address of Principal Executive Offices)                                                                         (Issuer’s Telephone Number)

______________________________________________________________________

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of December 17, 2008 was 11,932,489.PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
	September 30, 2008	December 31, 2007
	unaudited
ASSETS
CURRENT ASSETS:
Cash	$ 27,115	$ 125,603
Accounts receivable, net of allowance for doubtful accounts
of $9,399 at September 30, 2008 and December 31, 2007	102,267	104,139
Inventory	369,148	254,022
Prepaid inventory	224,430	334,280
Notes receivable	32,018	15,000
Other current assets	34,370	30,011
Deferred financing fees	19,375	-
Deposits	125,000	265,000
Total current assets	933,723	1,128,055
FIXED ASSETS:
Computer equipment	94,450	83,485
Furniture and fixtures	15,912	10,344
Other equipment	86,984	101,652
	197,346	195,481
Accumulated depreciation	(121,767)	(105,476)
Net fixed assets	75,579	90,005
Intangibles, net of amortization of $117,466 and $103,730, respectivley	21,328	35,906
Note receivable	-	17,929
TOTAL ASSETS:	$ 1,030,630	$ 1,271,895
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible notes payable	$ 569,000	$ 569,000
Accounts payable	309,005	92,206
Notes payable	160,000	150,000
Accrued expenses and other liabilities	106,015	119,019
Total current liabilities	1,144,020	930,225
Long term notes payable, related parties	1,289,000	-
TOTAL LIABILITIES	$ 2,433,020	$ 930,225
Commitments and Contingencies	-	-
STOCKHOLDERS' DEFICIT:
Preferred stock - par value $0.001; 5,000,000 shares authorized;
5,000,000 shares issued and outstanding at September 30, 2008
and December 31, 2007	5,000	5,000
Common stock - par value $0.001; 100,000,000 shares authorized;
11,932,489 shares issued and outstanding at September 30, 2008
and December 31, 2007	11,934	11,934
Additional paid-in capital	6,028,854	5,951,354
Accumulated other comprehensive gain	19,789	22,459
Accumulated deficit	(7,467,967)	(5,649,077)
TOTAL STOCKHOLDERS' DEFICIT	(1,402,390)	341,670
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,030,630	$ 1,271,895

The accompanying footnotes are an integral part of these consolidated financial statements.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Expressed in U.S. Dollars)
	September 30, 2008		September 30, 2007
	For the Three	For the Nine	For the Three	For the Nine
	Months Then	Months Then	Months Then	Months Then
	Ended	Ended	Ended	Ended
Revenues:
Product revenue, net	$ 118,020	$ 381,296	$ 266,460	$ 348,881
Service revenue, net	22,499	66,727	7,686	44,429
Revenues, net	140,519	448,023	274,146	393,310
Cost of revenues:
Cost of product revenue	92,303	271,980	135,120	161,711
Cost of service revenue	14,505	55,112	5,424	28,643
Cost of revenues	106,808	327,092	140,544	190,354
Gross profit	33,711	120,931	133,602	202,956
Operating expenses:
Selling	111,687	248,029	85,682	226,109
General and administrative	693,843	1,642,661	383,771	1,147,015
Research and development	-	-	20,363	122,932
Total operating expense	805,530	1,890,690	489,816	1,496,056
Operating loss	(771,819)	(1,769,759)	(356,214)	(1,293,100)

Other income (expense)
Interest expense	(52,086)	(55,555)	(94,070)	(178,572)
Foreign currency transaction loss	1,679	(942)	-
Interest income	2,014	2,014	1,020	1,020
Other income	5,352	5,352	-
Total other income (expense)	(43,041)	(49,131)	(93,050)	(177,552)
Loss before taxes	(814,860)	(1,818,890)	(449,264)	(1,470,652)
Provision for income taxes	-	-	-	-
Net loss	(814,860)	(1,818,890)	(449,264)	(1,470,652)
Foreign currency translation adjustment	6,499	2,670	4,301	(71,474)
Net comprehensive loss	$ (808,361)	$ (1,816,220)	$ (444,963)	$ (1,542,126)

Loss per share, basic and diluted:	$ (0.07)	$ (0.15)	$ (0.04)	$ (0.13)
Weighted average number of
shares outstanding	11,932,489	11,932,489	11,932,489	11,932,489

The accompanying footnotes are an integral part of these consolidated financial statements.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2008
(Expressed in U.S. Dollars)
					Additional	Accumulated Other
	Preferred		Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/Loss	Deficit	Total
Balance, January 1, 2006	-	$ -	15,666,668	$ 15,668	$ 770,319	$ (44,523)	$ (901,188)	$ (159,724)
Shares issued for services	-	-	15,821	16	5,521	-	-	5,537
Shares purchased for cancellation	-	-	(3,750,000)	(3,750)	(277,500)	-	-	(281,250)
Relative fair value of warrants								-
attached to long term debt	-	-	-	-	83,925	-	-	83,925
Fair value of warrants issued for								-
compensation	-	-	-	-	336,600			336,600
Fair value of warrants for issuance								-
costs	-	-	-	-	37,489			37,489
Foreign currency translation adjustment	-	-	-	-	-	(26,896)		(26,896)
Net loss	-	-	-	-	-	-	(2,085,601)	(2,085,601)
Balance, December 31, 2006	-	-	11,932,489	11,934	956,354	(71,419)	(2,986,789)	(2,089,920)
Issuance of preferred stock	5,000,000	5,000			4,755,000			4,760,000
Relative fair value of warrants
attached to preferred shares					240,000			240,000
Foreign currency translation adjustment						93,878		93,878
Net loss	-	-	-	-	-	-	(2,662,288)	(2,662,288)
Balance, December 31, 2007	5,000,000	5,000	11,932,489	11,934	5,951,354	22,459	(5,649,077)	341,670
Deferred financing fees	-	-	-	-	77,500	-	-	77,500
Foreign currency translation adjustment	-	-	-	-	-	(2,670)	-	(2,670)
Net loss	-	-	-	-	-	-	(1,818,890)	(1,818,890)
Balance, September 30, 2008	5,000,000	$ 5,000	11,932,489	$ 11,934	$ 6,028,854	$ 19,789	$ (7,467,967)	$ (1,402,390)

The accompanying footnotes are an integral part of these financial statements.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Expressed in U.S. Dollars)
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$ (1,818,890)	$ (1,470,652)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization expense	30,027	53,818
Amortization of deferred financing fees	58,125	48,115
Amortization of debt discount	-	39,263
Changes in assets and liabilities:
Accounts receivable	1,277	(147,393)
Inventories and prepaid inventories	(5,276)	(98,811)
Other current assets	135,945	(273,177)
Accounts payable	222,962	(95,428)
Other current liabilities	(13,004)	-
Net cash flows used in operating activities	(1,388,834)	(1,944,265)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,064)	(18,731)
Purchase of note receivable	-	(36,937)
Advances to vendor	-	(200,000)
Loan repayment	-	5,000
Net cash flows used in investing activities	(4,064)	(250,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,299,000	61,571
Proceeds form issuance of capital stock	-	3,930,000
Convertible debt redemption	-	(693,000)
Repayment of loans, notes and advances	-	(1,447,576)
Net cash flows provided by financing activities	1,299,000	1,850,995
EFFECT OF EXCHANGE RATE CHANGES ON CASH
Foreign currency translation adjustment	(4,590)	(71,474)
Increase (decrease) in cash	(98,488)	(415,412)
Cash, beginning of period	125,603	65,054
Cash, end of period	$ 27,115	$ (350,358)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these consolidated financial statements.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

1.

Nature of Operation and Going Concern

Identica Holdings Corporation (the “Company” or “Identica Holdings”) was incorporated in the State of Nevada on November 18, 2005. On November 18, 2005, the Company purchased the assets and liabilities of Identica Corp, a company registered in Ontario, Canada, including all the outstanding shares of Identica Corp. USA, Inc.  On March 10, 2006, Identica Corp changed its name to Identica Canada Corp.

The Company is a US-based, international manufacturer and distributor of cost-effective, next-generation biometric identification solutions for identifying individuals. Biometric identification is the ability to recognize an individual using a measurable, physical characteristic or personal behavioral trait to undeniably recognize that identity.  These solutions are used for access control, time-and-attendance, and personal credential verification applications.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern. The December 31, 2007 audit report accompanying our audited, consolidated financial statements contains an explanatory paragraph from our auditors which expresses substantial doubt about our ability to continue as a going concern.  For the years ended December, 2007 and 2006, the Company experienced net losses of $2,662,288 and $2,085,601, respectively. As of September 30, 2008 and December 31, 2007 the Company had an accumulated deficit of $7,467,967 and $5,649,077 respectively. Management’s plans to address the lack of adequate funds to continue operations include continuing its efforts to increase sales of its products and secure additional debt and equity financing.

The Company began to execute its business strategy on November 18, 2005. These activities included the acquisition of Identica Canada Corp. which acquired certain assets of America Biometrics and Security Inc. on April 25, 2005. The Company has also commenced installations with strategic market resellers in the United States. There can be no assurance, however, that the Company will be able to attain profitable operations or secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The accompanying consolidated financial statements do not include any adjustments that reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.

Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

a)

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (“Identica USA Corp, Inc”), (“Identica Canada Corp.”), and (Identica Corp. TEC, Inc.).  All significant inter-company balances and transactions have been eliminated in consolidation.

b)

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost or fair market value.  At times throughout the year cash may exceed federally insured limits.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

2.     Summary of Significant Accounting Policies (cont'd)

c)

Accounts Receivable

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects Identica Holdings' best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, Identica Holdings estimates the portion, if any, of the balance that will not be collected.

d)

Inventories

Inventory held for sale is stated at the lower of cost (first-in, first-out) or market and the demo inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

A significant portion of our inventory has been acquired from a single source supplier (TechSphere) pursuant to our Distributorship Agreement with TechSphere.  The percentage of total purchases to inventory from TechSphere was 96% for the nine months ended September 30, 2008, and 99% for the nine months ended September 30, 2007.  The balance of the inventory consists of component parts and sub-assemblies purchased from a variety of sources, none of which are from a sole-source supplier.

e)

Equipment

Equipment is stated at historical cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Computer equipment

3 years

Straight Line

Furniture and fixtures

3-10 years

Straight Line

Signage

3-10 years

Straight Line

Other equipment

3-5 years

Straight Line

In the year of acquisition, depreciation is calculated at one half of applicable rates.

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $3,027 and $53,818, respectively.

f)

Intangibles

Costs assigned to the intangibles, including distribution agreements and customer lists, are being amortized over their estimated useful lives of 5 years.

g)

Discount on Debt-Relative Fair Value of Warrants

Accounting Principles Board Opinion 14 (APB14) “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”, states the total proceeds from the issuance of debt with detachable stock purchase warrants should be allocated to the warrants and debt based on their relative fair values.

h)

Revenue Recognition

Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements: (“SAB No. 104”) upon shipment of goods provided there is persuasive evidence of an agreement, the fee is fixed or determinable, and collection of the related receivable is probable. Sales are recognized when any right of return, if any, has expired.  Sales where no right of return exists are recognized upon shipment of goods. Revenues from service sales are recognized as service is provided.

One customer accounted for 12% of our total revenue for the nine months ended September 30, 2008, and for the nine months ended September 30, 2007, one customer accounted for 32% of our total revenue.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

2.     Summary of Significant Accounting Policies (cont'd)

i)

Shipping and Handling Costs

The Company includes shipping and handling costs in cost of goods sold which are expensed when incurred. Total shipping and handling costs for the nine month periods ended September 30, 2008 and 2007 were $55,474 and $37,295 respectively.

j)

Use of Estimates

Preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to consolidated financial statements. These estimates are based on management’s best knowledge of current events and action the company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the consolidated financial statements in the year of adjustment.

k)

Financial Instruments

Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from financial instruments. The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate fair value because of the short-term nature of these financial instruments. SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

l)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized. Income tax expense recorded for the amount of income tax payable or refundable for the period is increased or decreased by the change in deferred tax assets and liabilities during the period.

m)

Stock-Based Compensation

The Company accounts for stock, stock options and stock warrants issued for services and compensation to employees under the fair value method. For non-employees, the fair market value of the company’s stock is measured on the date of grant or the date an option/warrant is granted. The company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the company adopted the provision of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

n)

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation”. The Company’s functional currency is the United States Dollar. All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income or loss.

Recognized foreign currency transaction gains and losses are recognized in the operations.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

2.     Summary of Significant Accounting Policies (cont'd)

o)

Comprehensive Income (Loss)

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translations are reported in the consolidated statements of shareholders’ deficit as comprehensive income (loss).

p)

Loss per Common Share

The company calculates loss per share based on Statements of Financial Accounting Standards “SFAS” No. 128, “Earnings Per Share”.  Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

q)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicated possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset less cost to sell.

3.

Notes Receivable

	September 30, 2008	December 31, 2007
Promissory Note
Due from a Consultant to the Company
Unsecured- non-interest bearing, due April 8, 2009	$17,018	$17,929
Promissory Note
Due on demand from Supplier to the Company
8% - unsecured	$15,000	$15,000
Total	$32,018	$32,929

4.

Inventory Prepayments

During 2007 the company commissioned TechSphere to develop a specialized T-Module named the “IP-Module”.  As of September 30, 2008 the prepaid product portion of the development was $41,250.

As of September 30, 2008, VP-II S scanners valued at $183,180 were still undelivered to the Company.

Inventory Prepayment:
T-Mod/IP-Module	41,250
Purchase of VP-II S	183,180
224,430
Total prepaid inventory	$224,430

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

5.

Deposit

In 2007, the Company made a number of payments totaling $125,000 to European Biometrics and Security BV (“BV”).  These deposits are for BV’s inventory as the Company has expanded its region to include Eastern and Western Europe.

6.

Intangibles

	September 30, 2008	December 31, 2007
Licenses and rights	$ 52,036	$ 52,036
Other Intangibles	87,600	87,600
	$ 139,636	$ 139,636
Less: Accumulated Amortization	(118,308)	(103,730)
Net carrying amount	$ 21,328	$ 35,906

7.

Notes Payable

	September 30, 2008	December 31, 2007
Promissory Note - non-interest bearing for 24 months and 10% thereafter, secured by all company assets, due December 20, 2008	$150,000	$150,000
Promissory Note - non-interest bearing, due on demand, unsecured	10,000	-
Promissory Note - to related party, non-interest bearing for 1st 24 months, 8% thereafter for balance of term of note, due Feb 29, 2012, secured by all company assets subordinate to Promissory Note above	1,289,000	-
Total Notes Payable	$1,449,000	$150,000
Less: Current Notes Payable	160,000	150,000
Total Long Term Notes Payable	$1,289,000	-

8.

Convertible Debt

Between January 3, 2006 and April 14, 2006, the Company issued 105 units with each unit consisting of $10,000 8% convertible notes, due December 31, 2007, and 14,286 warrants to purchase shares of the Company’s common stock at an exercise price of $0.70.  Gross proceeds from the issuance of the units were $1,047,000.  The notes were convertible at the holders’ option into shares at the conversion price of $0.35.  In 2007, $128,000 of the notes was repaid, and $340,000 of the notes plus accrued interest of $33,000 were converted to preferred stock in connection with the Company’s private placement.  As part of this conversion, the note holders surrendered warrants exercisable for 771,427 shares of common stock.  The principal balance of these convertible notes as September 30, 2008 was $569,000.  As of September 30, 2008, the Company is in default of these debentures.

Additionally, as part of the terms of the notes, the Company was obligated to file a registration statement within 120 days from the issue date of each note.  The Company failed to file such a registration statement within the allotted 120 days and was subject to a penalty of 1% per month on the outstanding balance of the notes as liquidated damages.  Pursuant to the note, the penalty period terminated on September 30, 2006 when the Company filed a registration statement.  At September 30, 2008, the Company was obligated to the note holders for such damages in the amount of $19,576.  The penalty is reflected in the liabilities of the Company.

Accrued interest as of September 30, 2008, on the above convertible notes was $26,600 and is included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

9.

Warrants

The Company currently has outstanding warrants for 16,524,572 common shares. The warrants have exercise prices ranging from $0.15 to $0.70 and expire from December 31, 2008 to December 31, 2010. Pursuant to the warrant agreements, the exercise price shall be adjusted to reflect any stock dividend, stock split or re-capitalization.

Warrant History	Number of Warrants
Balance, December 31, 2004
Warrant issued to Secured Note Holder	1,000,000
Warrants Issued to 8% Convertible Note Holders	285,714
Balance, December 31, 2005	1,285,714
Warrants Issued to 8% Convertible Note Holders	1,495,714
Warrants Issued in conjunction with issue of 8% Convertible Notes	500,000
Warrants Issued to Placement Agent	114,571
Warrants Issued to Consultants and Employees	200,000
Warrants Issued to Company Executives	3,200,000
Balance, December 31, 2006	6,795,999
Warrants Issued to Preferred Shareholders	10,000,000
Warrants surrendered (re: converted notes)	-771,427
Balance December 31, 2007	16,024,572
Warrants Issued to Advisory Board Members	500,000
Balance September 30, 2008	16,524,572

For the nine months ended September 30, 2008, the fair value of the 500,000 stock warrants granted to the Advisory Board of the Company was $77,500 which is being amortized over one year beginning January 1, 2008.  These warrants were issued in lieu of cash payment for the Advisory Board’s 2008 term.  As of September 30, 2008 deferred compensation was $19,175 and amortization of deferred financing fees for the nine months ended September 30, 2008 was $58,125.  Each stock warrant award is estimated as of the date of grant using a Black-Scholes option valuation model that uses assumptions noted in the table below. To address the lack of historical volatility data for the company, expected volatility is based in volatilities of peer companies. The risk free rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time at the time of grant. As the Company has no history the expected term of the warrants is based on their contractual life.

Expected volatility

110%

Expected dividends

0%

Expected term

18 months

Risk-free rate

4.00%

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

10.

Related Party Transactions

The Company’s transactions with related parties were carried out on normal commercial terms and in the ordinary course of the Company’s business.

During the period, the Company received services from related parties pursuant to consulting agreements as follows:

	September 30, 2008	September 30, 2007
Faward Consulting, Inc. providing services of Ed Foster, CEO and Francine Foster, Secretary and Director	$96,806	$93,713

1462869 Ontario Inc., providing services of Terry Wheeler, President	$74,700	$89,423

The Company has extended the expiry dates of the consulting agreements with Faward Consulting, Inc. and 1462869 Ontario Inc. to April 31, 2009, and is committed to make payments under each of these consulting agreements over the following periods: balance of 2008-$55,656, 2009 - $32,000.

During the period the company furnished services to the related party eRoomSystem pursuant to an agreement.  Revenue related to these services for the period ending September 30, 2008 was $66,727, and for the period ending September 30, 2007 was $44,429. Direct costs related to providing of these services for the period ending September 30, 2008 was $40,607, and for the period ending September 30, 2007 was $25,325.

11.

Commitments and Contingencies

The Company has two real property lease obligations, and commencing November, 2008 will have three lease obligations.  The premises are located as follows:

•

Salt Lake City, Utah: the common street address is 3855 South 500 West, Suite A, consisting of 4,032 square feet utilized for office and warehouse purposes.  The lease commenced on January 1, 2007, and ends on December 31, 2008.  The monthly lease obligation is $1,765 per month until expiration. Rent expense for the Salt Lake facility for the six month period ended June 30, 2008 was $11,278.

•

Tampa, Florida:  the common street address is 3825 Henderson Blvd., Suite 605A.  We utilize approximately 1,288 square feet at this location, which is leased from The Crown Building (an unrelated entity) beginning June 15, 2008 and ending June 14, 2011.  The gross monthly rental rate for the period June 15, 2008 to June 14, 2009 is $1,894.97, from June 15, 2009 to June 14, 2010 is $1,952.40, and from June 15, 2010 to June 14, 2011 is $2,009.81.

•

Mississauga, Ontario, Canada: the common street address is 2500 Meadowpine Blvd Units 11&12. Consisting of approximately 3700 s.f. The lease term is three year s with minimum monthly rental for each of the three years at $1,950 (first year), $2,031.25 (second year) and $2,112.50 respectively for the last year, plus common area charges. This lease location replaces the previous Toronto facility which the company rented on a month to month basis at $4,271 per month, an obligation which terminated effective in November, 2008.

IDENTICA HOLDINGS CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

(Expressed in U.S. Dollars)

TechSphere Co., Ltd. Purchase Commitment

On January 2, 2008 we executed a new exclusive Distribution Agreement with TechSphere Co. Ltd. of South Korea to supply us with the Vascular Pattern Recognition Scanner and related customization and development services.  The Agreement expanded our exclusive distribution of the VP-II technology to include the following territories: Canada, the United States, Mexico, Central and South America, the Caribbean Islands, Western and Eastern Europe extending from the United Kingdom to the whole of the Russian Federation, and Israel. The Distribution Agreement provides for expiration on January 1st, 2013, and further provides automatic extension options in increments of three years per extension in perpetuity unless terminated by either party in accordance with the termination clauses contained in the Agreement.  The Agreement provides for a five-year cumulative purchase commitment with yearly purchase targets which may be deferred to subsequent period(s). Should Identica elect this option, Identica is contractually required to pay TechSphere one third the product cost(s) as a “Manufacturer Technical Support Fee”. This alternative payment option provides greater cash flow flexibility to Identica as it relates to its timing of future inventory purchase requirements.

In accordance with SFAS 47, paragraphs 6, 7 and 10 disclosure requirements, where no balance sheet contingent liability amounts are booked, the following disclosure pertains to the distribution agreement with TechSphere dated January 2, 2008, which provides for a five-year cumulative purchase commitment with yearly purchase targets which may be deferred to subsequent period(s). Should Identica elect this option, Identica is contractually required to pay TechSphere a proportional amount of the product cost(s) as a “Manufacturer Technical Support Fee”, which must be paid within 15 days of the end of the year. The annual payment contractually required to maintain the agreement, in lieu of purchasing the entire quota, is as follows:  in 2008, $168,033; in 2009, $353,000; in 2010, $461,500; in 2011, $599,950; and, in 2012, $781,000.

SEC Advisory

The Company offered for sale in a private placement Series “A” preferred stock and warrants while this registration statement was in the process of being reviewed by the Securities and Exchange Commission. As a result, based on the information and analysis provided by the company, the staff was unable to concur with the Company’s position that the unregistered offerings should be viewed as separate and distinct from the public resale offering registered under the pending registration statement.  The staff was also unable to concur with the Company’s conclusion that the offers and sales of the securities in the applicable unregistered offerings did not involve a public offering.

An SEC investigation could result in a temporary restraining order, preliminary or permanent injunctive relief and/or other ancillary relief, (such as fines). Under §12(a)(1) of the Securities Act, any person who offers or sells a security required to be registered under the Securities Act, but not registered, is liable to the person purchasing the security.  Therefore, we could have to offer rescission rights to the purchasers of the $5,000,000 of Series “A” preferred shares that we issued, the Company intends to file a registration statement covering the Series “A” offering subsequent to the pending registration statement becoming effective and the expiration of all SEC-required waiting periods.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Form S-1 Registration Statement, including the audited financial statements and notes included therein.  The reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report.  Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

Identica Holdings Corporation (the “Company” or “Identica Holdings”) was incorporated in the State of Nevada on November 18, 2005. On November 18, 2005, the Company purchased the assets and liabilities of Identica Corp, a company registered in Ontario, Canada, including all the outstanding shares of Identica Corp. USA, Inc.  On March 10, 2006, Identica Corp changed its name to Identica Canada Corp.

The Company is a US-based, international manufacturer and distributor of cost-effective, next-generation biometric identification solutions for identifying individuals. Biometric identification is the ability to recognize an individual using a measurable, physical characteristic or personal behavioral trait to undeniably recognize that identity.  These solutions are used for access control, time-and-attendance, and personal credential verification applications.

In July 2008 the Company added an RFID (Radio Frequency Identification) Products Division and at that time, commenced employment with an individual who had previously developed a specialized process whereby an RFID tag could be affixed directly to large-scale metal-skinned equipment for radio frequency-based identification.  The Company has successfully marketed this specialty tag, and, in the third quarter 2008 have generated $29,413 in sales revenue.  The Company is currently exploring the possibility of developing additional specialty RFID products based upon the market’s initial response, the employment of said qualified specialty personnel, and our perceived view of additional growth opportunity within the field of specialty RFID.

On or about September 10, 2008 the Company entered into an agreement (see Sales and Service Implementation Agreement included as Exhibit “10.24”) with Enterprise Air, Inc. (“EA”).  Prior to this Agreement with Identica, EA had entered into an asset purchase / sale agreement whereby EA had sold the majority of its assets to a third party, but specifically did not sell its Mobile Badge Management (“MBM”) business (sales and servicing of hand-held badge management devices designed to “register” individuals entering a military or other restricted areas by a pre-issued card identification system).  Thereafter EA offered its servicing and future sales of MBM products to the Company.  The Company accepted EA’s offer based upon the similarity of MBM products with its existing product line, its ability to service former EA customers with its existing technical staff, and the ability to create a new revenue stream with no increase to its existing sales and marketing staff.  This new revenue stream resulted in $47,765 in MBM billings for the quarter ended September 30, 2008.

Revenue Recognition

Revenue from product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

Recent Event

Please refer to the above Overview wherein the Company provided information as to two new product lines which is also applicable to this category.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the nine month period ended September 30, 2008.  This discussion and analysis should be read in conjunction with the information contained in our Form S-1 Registration Statement, including the audited financial statements and footnotes included therein.

Results of Operations – Comparison of Three and Nine Months Ending September 30, 2008 and 2007

Revenues

Revenues for the nine months ended September 30, 2008 increased by $54,713 to $448,023 from $393,310 for the nine months ended September 30, 2007, as a result of product sales increasing to $381,296 for the nine months ended September 30, 2008 from $348,881 for the nine months ended September 30, 2007, and service revenues for the nine months ended September 30, 2008 increasing to $66,727 from $44,429 for the nine months ended September 30, 2007, principally from a service contract with eRoomSystem Technologies, Inc. (“eRoom”).  eRoom is a Related Party to the Company.  Pursuant to the Professional Services Agreement, the Company is the provider of maintenance service to eRoom’s customers.

Revenues for the three months ended September 30, 2008 decreased by $133,627 to $140,519 from $274,146 for the three months ended September 30, 2007, as a result of product sales decreasing to $118,020 for the three months ended September 30, 2008 from $266,460 for the three months ended September 30, 2007, and service revenues for the three months ended September 30, 2008 increasing to $22,499 from $7,686 for the three months ended September 30, 2007, principally from a service contract with eRoomSystem Technologies, Inc. (“eRoom”).  eRoom is a Related Party to the Company.  Pursuant to the Professional Services Agreement, the Company is the provider of maintenance service to eRoom’s customers.

Material Trends Discussion

Identica’s essential strategy for positioning itself in the biometrics industry is to continue its ongoing educational process in distinguishing its products i.e. vascular biometrics, from its competition:  fingerprint, retinal and hand geometry.  This is accomplished via attendance and demonstrations at trade shows, and educating its resellers as to the marketing merits of vascular biometrics in circumstances where other biometric products are insufficient or inappropriate to fit the specific situation.

Identica’s sales have trended upwards in each succeeding financial period since inception.  We believe that this upward trend is the direct result of increased sales efforts by integrators/resellers, direct sales to end-use customers, and the existence of the peripheral products we have developed (all of which extend the range and usability of the core scanner product), including the UC2 controller, the T-module communications device and the WeatherShield.

Cost of Revenues

For the nine month period ended September 30, 2008, our cost of revenues increased by $136,738 to $327,092 from $190,354 for the nine month period ended September 30, 2007.  The increase in our cost of revenues is a direct result of our increase in sales for the nine month period September 30, 2008, $448,023, as compared to the volume of units sold in the nine months ended September 30, 2007, $393,310.

Research and development

In accordance with SFAS 2, research and development costs have been expensed as incurred. For the nine months ended September 30, 2007, research and development expenses totaled $122,932; during the nine months ended

September 30, 2008, no research and development was performed. None of these expenses were borne directly by our customers.

Total operating expenses

Total operating expenses for the nine month period ended September 30, 2008 increased by $394,634 to $1,890,690 when compared to the same nine month period ended September 30, 2007. The substantial increase in overall operating expenses was due to increases in expenditures related to increased revenue.  General and administrative expenses increased to $1,642,661 in nine month period ended September 30, 2008  as compared to $1,147,015 for the same nine month period ended September 30, 2007; research and development expenses were zero for the nine month period ended September 30, 2008  compared to $122,932 for the same nine month period ended September 30, 2007. The increase in operating expenses was due to the increase in general and administrative activities including the expansion of our Salt Lake City employee complement, the addition of Corporate in-house counsel, the accounting and legal costs associated with the filing of the registration statements and amendments, travel costs associated with customer support, directly related to our operations as provided in our Plan of Operations.

Other income and expense

Interest and financing expense for the nine month period ended September 30, 2008  decreased by $123,017 to $55,555 from $178,572 for the nine month period ended September 30, 2007. The decrease is primarily due to the cessation of interest due to the note holders from the private placements which commenced November 2005.  These note holders have agreed to waive further interest past March 31, 2007 in exchange for a reduction in conversion price from $.35 per share to $.25 per share.

Net loss

We incurred a net loss of $1,818,890 for the nine month period ended September 30, 2008  as compared to $1,470,652 for the nine month period ended September 30, 2007. The increase in net loss was due to increased general selling and administrative activities directly related  to our United States operations as provided in our Plan of Operations.

Going Concern

The accompanying Consolidated Financial Statements do not include any adjustments that reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  Our auditors have expressed the opinion that the Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have been engaged in product development and pre-operational activities. We have incurred total comprehensive losses of $1,816,220 as of nine month period ended September 30, 2008 and $1,542,126 as of nine month period ended September 30, 2007and negative operating cash flows of $1,388,834 for the nine month period ended September 30, 2008 and $1,944,265 for the nine month period ended September 30, 2007.  Continuation of our existence is dependent on our ability to generate sales and achieve sustained profitable operations. The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.   However, since March 2007 we have raised additional capital from our issuance of our Series “A” Convertible Preferred Stock of net cash $3,927,000 after repayment of $1,073,000 in debt obligations. Historically, the major source of cash for the Company has been the sale of its equity to investors. During the next 12 months, we hope to be able to generate additional revenue from increased sales of our identification solutions as well as our two new divisions, Mobile Identification Management and RFID.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects current assets of $933,723 consisting of the following items:  Cash $27,115; accounts receivable $102,267; inventories $369,148; prepaid inventories $224,430; deposits $125,000; prepaid expenses $34,370; and notes receivable $32,018.  Total assets were $1,030,630, consisting of the following items:  Current Assets $933,723; equipment $75,579; and, intangibles $21,328.  Total liabilities were $2,433,020 consisting of the following:  accounts payable and accrued liabilities $415,020; notes payable $160,000;

and, convertible debentures $569,000.  In addition, the convertible debentures are past due, and we currently owe the debenture holders $569,000 in principal, $29,080 in accrued interest and $19,576 in penalties.

The decrease in working capital for the nine month period ended September 30, 2007to nine month period ended September 30, 2008 is $408,127resulted materially from increased operating expenses.  Depreciation and amortization results from the policy of depreciating fixed assets over their useful life varying from 3 to 10 years and amortizing the intangible TechSphere Distribution asset over 5 years ($17,520).

We estimate that within the next 12 months we will need $2,016,000 for operations, and we do not have sufficient cash on hand to meet this requirement. There is no assurance that we will achieve our projected revenue level of approximately $200,000 per month over the next twelve months. In the event that we cannot maintain monthly operational revenue sufficient to pay our expenditures, we are prepared to reduce our administrative overhead, reduce our marketing and public relations expenditures, and attempt to raise additional capital by approaching our existing as well as new investors to obtain additional private funding.  If we are unable to cut expenses to earn profits or raise additional debt or equity capital we will have to discontinue operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principal that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of September 30, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the nine months ended September 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 1A.

Risk Factors

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period between the efficacy of the Company’s S-1 Registration Statement and this filing.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2008.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the nine month period ending September 30, 2008, there were no matters that were voted upon by the Company’s shareholders.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exh. No.	Date of Document	Description of Document
10.24	September 10, 2008	Sales and Service Implementation Agreement by and between the Registrant and Enterprise Air, Inc.(*
31.1	December 12, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a) (*)
31.2	December 12, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) (*)
32.1	December 12, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (*)
32.2	December 12, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

 ___________________

 (*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 17, 2008

IDENTICA HOLDINGS CORPORATION

By:

/s/ Edward Foster

Edward Foster, Chief Executive Officer

By:

/s/ Michael Finn

Michael Finn, Chief Financial Officer